Form 10-Q
period 2004-12-31
AIRGAS DATA LLC; AIRGAS SPECIALTY GASES INC; RUTLAND TOOL & SUPPLY CO INC; AIRGAS NOR PAC INC; AIRGAS GULF STATES INC; AIRGAS MID AMERICA INC; AIRGAS NORTHERN CALIFORNIA & NEVADA INC; ATNL INC; AIRGAS WEST INC; AIRGAS INC
filed 2005-02-08
CIK 1158066, 1158059, 1158057, 1158052, 1158050, 1158047, 1158053, 1158063, 1158055, 804212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2004

Commission file number: 1-9344

AIRGAS, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-0732648

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

259 North Radnor-Chester Road, Suite 100
Radnor, PA	19087-5283

(Address of principal executive offices)	(ZIP code)

(610) 687-5253

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes ☑    No ☐

Common Stock outstanding at February 1, 2005: 75,365,669 shares

AIRGAS, INC.

FORM 10-Q
December 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net sales	$611,540	$451,869	$1,755,340	$1,373,377

Costs and expenses
Cost of products sold (excluding depreciation)	296,103	213,600	855,405	655,094
Selling, distribution and administrative expenses	236,159	176,455	668,607	533,091
Depreciation	27,064	20,134	76,837	59,249
Amortization	1,192	1,393	4,145	4,235

Total costs and expenses	560,518	411,582	1,604,994	1,251,669

Operating income	51,022	40,287	150,346	121,708

Interest expense, net	(13,437)	(10,260)	(37,960)	(30,990)
Discount on securitization of trade receivables	(1,340)	(798)	(3,216)	(2,467)
Other income, net	353	465	702	417

Earnings before income taxes, minority interest and equity earnings	36,598	29,694	109,872	88,668

Income taxes	(13,173)	(11,226)	(40,650)	(34,160)

Minority interest in earnings of consolidated affiliate	(452)	—	(1,356)	—
Equity in earnings of unconsolidated affiliate	—	2,423	—	4,024

Net earnings	$22,973	$20,891	$67,866	$58,532

Basic earnings per share	$0.31	$0.29	$0.91	$0.81

Diluted earnings per share	$0.30	$0.28	$0.88	$0.79

Weighted average shares outstanding:
Basic	75,200	73,000	74,700	72,500

Diluted	77,400	74,900	76,700	74,400

Comprehensive income	$24,753	$20,334	$72,032	$59,222

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	December 31,	March 31,
	2004	2004
ASSETS
Current Assets
Trade receivables, less allowances for doubtful accounts of $12,891 at December 31, 2004 and $7,294 at March 31, 2004	$123,813	$107,013
Inventories, net	228,052	170,300
Deferred income tax asset, net	27,837	25,519
Prepaid expenses and other current assets	38,176	28,463

Total current assets	417,878	331,295

Plant and equipment, at cost	1,928,494	1,654,187
Less accumulated depreciation	(685,312)	(620,261)

Plant and equipment, net	1,243,182	1,033,926

Goodwill	517,592	504,207
Other intangible assets, net	17,544	19,733
Other non-current assets	35,473	46,383

Total assets	$2,231,669	$1,935,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$99,184	$114,303
Accrued expenses and other current liabilities	140,127	122,026
Current portion of long-term debt	6,373	6,140

Total current liabilities	245,684	242,469

Long-term debt	841,461	682,698
Deferred income taxes, net	274,429	251,575
Other non-current liabilities	53,135	30,710
Minority interest in consolidated affiliate	36,191	36,191
Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value, 20,000 shares authorized, no shares issued or outstanding at December 31, 2004 and March 31, 2004	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 77,453 and 77,159 shares issued at December 31, 2004 and March 31, 2004, respectively	775	772
Capital in excess of par value	249,830	233,574
Retained earnings	539,348	481,677
Accumulated other comprehensive income (loss)	1,600	(2,566)
Treasury stock, 1,356 and 1,470 common shares at cost at December 31, 2004 and March 31, 2004	(3,765)	(4,658)
Employee benefits trust, 931 and 2,241 common shares at cost at December 31, 2004 and March 31, 2004, respectively	(7,019)	(16,898)

Total stockholders’ equity	780,769	691,901

Total liabilities and stockholders’ equity	$2,231,669	$1,935,544

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended	Nine Months Ended
(Dollars in thousands)	December 31, 2004	December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$67,866	$58,532
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	76,837	59,249
Amortization	4,145	4,235
Deferred income taxes	23,456	15,400
Equity in earnings of unconsolidated affiliate	—	(4,024)
Gain on divestiture	(360)	—
(Gain) loss on sales of plant and equipment	(191)	43
Minority interest in earnings of consolidated affiliate	1,356	—
Stock issued for employee stock purchase plan	7,251	4,612
Changes in assets and liabilities, excluding effects of business acquisitions and divestitures:
Securitization of trade receivables	29,900	(2,700)
Trade receivables, net	(16,513)	4,676
Inventories, net	(38,907)	(9,198)
Prepaid expenses and other current assets	(8,006)	796
Accounts payable, trade	(15,936)	(19,592)
Accrued expenses and other current liabilities	(15,264)	1,394
Other assets	1,226	1,390
Other liabilities	(798)	103

Net cash provided by operating activities	116,062	114,916

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(110,885)	(61,116)
Proceeds from sales of plant and equipment	3,803	3,913
Proceeds from divestiture	828	—
Business acquisitions, holdbacks and other settlements of acquisition related liabilities	(200,699)	(6,962)
Management fees from unconsolidated affiliate	—	724
Other, net	27	(2,397)

Net cash used in investing activities	(306,926)	(65,838)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	531,867	214,781
Repayment of debt	(369,849)	(262,053)
Minority interest	(1,356)	—
Exercise of stock options	14,924	10,084
Dividends paid to stockholders	(10,195)	(8,821)
Cash overdraft	25,473	(3,069)

Net cash provided by (used in) financing activities	190,864	(49,078)

Change in cash	$—	$—
Cash – Beginning of period	—	—

Cash – End of period	$—	$—

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Airgas, Inc. and its subsidiaries (the “Company”), as well as the Company’s consolidated affiliate, National Welders (see Note 2). Intercompany accounts and transactions, including those between the Company and National Welders, are eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements do not include all disclosures required for annual financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2004.

     The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

     Certain reclassifications have been made to prior period financial statements to conform to the current presentation.

(2) NEW ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES

     On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. In response to the AJCA, in December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 109-2 (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the AJCA. The AJCA provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision and repatriate qualifying earnings in either the balance of fiscal 2005 or in fiscal 2006. The Company has started its evaluation of the effects of the repatriation provision. However, the Company does not expect to be able to complete its evaluation until it has adequate time to evaluate the effects of clarifying language recently issued by the Treasury Department and until Congress or the Treasury Department provides additional clarifying language on key elements of the provision. The Company expects to complete its evaluation within a reasonable period of time. The range of possible amounts that the Company is considering for repatriation is between zero and $20 million. The related potential range of income tax is between zero and $5 million.

     Effective December 31, 2003, the Company adopted FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, with respect to its joint venture with National Welders Supply Company, Inc. (“National Welders”), a producer and distributor of industrial, medical and specialty gases based in Charlotte, North Carolina. For the three months and nine months ended December 31, 2003, National Welders’ operating results were reflected as “Equity in earnings of unconsolidated affiliate.” For the three months and nine months ended December 31, 2004, the operating results of National Welders were reported broadly across the income statement in the “All Other Operations” business segment. The portion of National Welders earnings available to the preferred stockholders of National Welders was reported as “Minority interest in earnings of consolidated affiliate.” In fiscal 2005, the Company modified its presentation of minority interest and equity in earnings of unconsolidated affiliates to improve the presentation of the relationship between earnings before taxes and income

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2) NEW ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES – (Continued)

tax expense. The new presentation reflects both the minority interest related to National Welders and the equity earnings recognized in prior periods related to National Welders, net of tax, below income tax expense. The Company has also reclassified earnings of its partnership interest in AC Industries from equity in earnings of unconsolidated affiliates to “other income (expense)”.

     National Welders contributed $43 million to sales and $4 million to operating income for the three months ended December 31, 2004 and $123 million to sales and $11 million to operating income for the nine months ended December 31, 2004. The consolidation of National Welders had no impact on the Company’s consolidated net earnings.

(3) ACQUISITIONS

Fiscal 2005 Acquisitions

     On July 30, 2004, the Company purchased the assets of the U.S. packaged gas business of The BOC Group, Inc. (“BOC”) for approximately $174 million cash, plus up to $25 million contingent consideration to be paid on or about November 15, 2005. The acquisition was financed through borrowings on the Company’s variable rate revolving credit facilities. The settlement of the contingent consideration anticipated in the third quarter of fiscal 2006 will be determined based on a cash flow formula, as defined in the asset purchase agreement.

     The Company acquired the BOC business based on its strategic fit with the Company’s existing packaged gas distribution business and to strengthen its national network by giving it a presence in important new geographies. The acquisition included more than 120 retail stores, warehouses, fill plants and other operations in 21 states involved in distributing packaged industrial, specialty and medical gases, as well as welding equipment and supplies. The acquired business generated approximately $240 million in revenue in BOC’s fiscal year ended September 30, 2003. The acquired operations are predominately reported in the Distribution segment. As the Company completes its integration plan, certain overlapping facilities and activities will be rationalized, including some reduction in workforce. For the three and nine months ended December 31, 2004, the Company incurred approximately $1.4 million and $4.3 million of expense, respectively, related to the integration of the BOC acquisition. The integration expense is reflected in “Selling, distribution and administrative expenses” and primarily related to data conversion, training and employee orientation costs.

     In July 2004, the Company entered into a 15-year take-or-pay supply agreement with BOC to purchase nitrogen, oxygen, argon and helium. The agreement was entered into in conjunction with the acquisition of BOC’s U.S. packaged gas business. The agreement will expire in July 2019. The new BOC agreement represents approximately $16 million in annual bulk gas purchases. The BOC supply agreement contains market pricing subject to certain economic indices and market analysis. The Company believes the minimum product purchases under the agreement are well within the Company’s normal product purchases.

     In addition to the BOC acquisition, during the nine months ended December 31, 2004, the Company also acquired eleven other distribution businesses and settled certain holdback provisions related to prior year acquisitions for total consideration of approximately $26 million. The acquired businesses had combined annual revenue of approximately $18 million. Eight of the acquired businesses distribute packaged gases and related equipment and were included in the Distribution segment. Three businesses were included in the All Other Operations segment.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) ACQUISITIONS – (Continued)

     The purchase price of each acquired business was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the dates of each respective acquisition. The purchase price allocations were based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. Since the aggregate fair value of the assets acquired in the BOC acquisition exceeded the purchase price, the Company has proportionately reduced non-current assets by approximately $13 million. In addition, in accordance with SFAS 141, Business Combinations, the Company recorded the contingent consideration of $25 million as a liability. The table below summarizes the allocation of the BOC purchase price as well as the combined consideration of the eleven other acquisitions.

		Other
		Acquisitions
		and Holdback
(In thousands)	BOC	Settlements	Total
Current assets, net	$48,039	$3,705	$51,744
Property and equipment	157,273	16,806	174,079
Goodwill	—	12,781	12,781
Other intangible assets	1,105	564	1,669
Current liabilities	(7,107)	(7,467)	(14,574)
Contingent consideration	(25,000)	—	(25,000)

Total	$174,310	$26,389	$200,699

Fiscal 2004 Acquisitions

     During the nine months ended December 31, 2003, the Company acquired three businesses, including a dry ice distributor in April 2003, a distributor of safety products in May 2003 and a second distributor of safety products in November 2003. The businesses generate annual revenues of approximately $16 million.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) EARNINGS PER SHARE

     Basic earnings per share is calculated by dividing net earnings by the weighted average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock and common stock held by the Employee Benefits Trust. Diluted earnings per share is calculated by dividing net earnings by the weighted average common shares outstanding adjusted for the dilutive effect of common stock equivalents related to stock options and warrants.

     The table below reconciles basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and nine months ended December 31, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2004	2003	2004	2003
Weighted average common shares outstanding:
Basic	75,200	73,000	74,700	72,500
Stock options and warrants	2,200	1,900	2,000	1,900

Diluted	77,400	74,900	76,700	74,400

     Pursuant to a joint venture agreement between the Company and the holders of the preferred stock of National Welders, between June 30, 2006 and June 30, 2009, the preferred shareholders have the option to exchange their 3.2 million preferred shares of National Welders either for cash at a price of $17.78 per share or to tender them to the joint venture in exchange for approximately 2.3 million shares of Airgas common stock. If Airgas common stock has a market value of $24.45 per share, the stock and cash redemption options are equivalent. No contingently issuable shares are included in the diluted weighted average common shares calculation (the “diluted computation”), as the conversion of the National Welders preferred stock in exchange for the Company’s common stock is anti-dilutive.

     Outstanding stock options and warrants, with an exercise price above market, are excluded from the Company’s diluted computation as their effect would be anti-dilutive. For the three months ended December 31, 2004, there were no options with an exercise price above the average market price. However, for the three months ended December 31, 2003, there were approximately 478 thousand outstanding stock options and warrants with an exercise price above the average market price. For the nine months ended December 31, 2004 and 2003, there were 2 thousand and 1.6 million outstanding stock options and warrants with an exercise price above the average market price, respectively. If the average market value of the Company’s common stock increases above the respective exercise prices of the options and warrants, they will be included in the diluted computation as common stock equivalents.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) TRADE RECEIVABLES SECURITIZATION

     The Company participates in a securitization agreement with two commercial banks to sell up to $200 million of qualifying trade receivables. The agreement expires in December 2005, however, it is the Company’s intention to renew the agreement subject to its renewal provisions. During the nine months ended December 31, 2004, the Company sold, net of its retained interest, $1,445 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $1,415 million in collections on those receivables. The amount of outstanding receivables under the agreement was $193 million at December 31, 2004 and $163 million at March 31, 2004.

     The transaction has been accounted for as a sale under the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under the securitization agreement, eligible trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as “Discount on securitization of trade receivables” in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables’ previous carrying value. A subordinated retained interest of approximately $60 million and $44 million are included in “Trade receivables” in the accompanying Consolidated Balance Sheets at December 31, 2004 and March 31, 2004, respectively. The Company’s retained interest is generally collected within 60 days. On a monthly basis, management measures the fair value of the retained interest at management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Changes in the fair value are recognized as bad debt expense. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interest. In accordance with a servicing agreement, the Company continues to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections.

(6) INVENTORIES, NET

     Inventories, net, consist of:

	(Unaudited)
	December 31,	March 31,
(In thousands)	2004	2004
Hardgoods	$207,774	$154,038
Gases	20,278	16,262

	$228,052	$170,300

     Net inventories determined by the LIFO inventory method totaled $33 million and $27 million at December 31, 2004 and March 31, 2004, respectively. If the FIFO inventory method had been used for these inventories, the carrying value would have been increased approximately $3 million at both December 31, 2004 and March 31, 2004. Substantially all of the inventories are finished goods.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities include:

	(Unaudited)
	December 31,	March 31,
(In thousands)	2004	2004
Accrued payroll and employee benefits	$41,139	$39,133
Business insurance reserves	18,639	19,824
Health insurance reserves	10,978	9,627
Taxes other than income taxes	13,591	12,828
Accrued interest expense	12,976	12,724
Other accrued expenses and current liabilities	42,804	27,890

	$140,127	$122,026

(8) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to highly effective fixed and floating interest rate swap agreements used to manage well-defined interest rate risk exposures. Interest rate swap agreements are not entered into for trading purposes.

     At December 31, 2004, the Company had four fixed interest rate swap agreements with a notional amount of $100 million that effectively convert a corresponding amount of the variable rate revolving credit line to a fixed rate. The swap agreements require the Company to make fixed interest payments based on an average effective rate of 3.59% and receive variable interest payments from its counterparties based on the one and three-month London Interbank Offered Rate (“LIBOR”) (average rate of 2.23% at December 31, 2004). The remaining terms of these swap agreements range from between ten months and five years. During the nine months ended December 31, 2004, the Company recorded a net reduction in the fair value of the fixed interest rate swap liability of $1.5 million as “Accumulated Other Comprehensive Income.”

     At December 31, 2004, the Company also had four variable interest rate swap agreements with a notional amount of $125 million that effectively converts a corresponding amount of fixed rate medium-term and senior subordinated notes to variable rate debt. The swap agreements require the Company to make variable interest payments based primarily on six-month LIBOR (average rate of 3.98% at December 31, 2004) and receive fixed interest payments from its counterparties based on an average effective rate of 8.36% at December 31, 2004. The remaining terms of these swap agreements range from between two and seven years. The fair value of these variable interest rate swap agreements and the increased carrying value of the hedged portions of the medium-term and senior subordinated notes at December 31, 2004 was approximately $8.6 million. The changes in the fair value of the swap agreements are offset by changes in the fair value of the hedged portions of the medium-term and senior subordinated notes.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – (Continued)

National Welders’ Hedging Activities

     The Company’s National Welders joint venture affiliate participates in one interest rate swap with a notional principal amount of $21 million that effectively converts a corresponding amount of variable interest rate debt to a fixed rate debt instrument. The interest rate swap requires National Welders to make interest payments based on a fixed rate of 6.72% and receive variable interest payments from its counterparty based on a floating LIBOR rate of 2.42% at December 31, 2004. The interest rate swap agreement was not entered into for trading purposes. During the nine months ended December 31, 2004, National Welders recorded a net reduction in the fair value of the fixed interest rate swap liability of $1.2 million as a decrease of “Accumulated Other Comprehensive Income.”

     At December 31, 2004, the effect of these interest rate swap agreements was to adjust the Company’s ratio of fixed to variable interest rates to 47% fixed and 53% variable.

(9) GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in the net carrying amount of goodwill for the nine months ended December 31, 2004 were as follows:

		All Other
	Distribution	Operations
(In thousands)	Segment	Segment	Total
Balance at March 31, 2004	$372,563	$131,644	$504,207
Acquisitions	6,505	6,276	12,781
Other adjustments	515	89	604

Balance at December 31, 2004	$379,583	$138,009	$517,592

     Other intangible assets amounted to approximately $18 million and $20 million (net of accumulated amortization of $37 million and $33 million) at December 31, 2004 and March 31, 2004, respectively. These intangible assets primarily consist of acquired customer lists amortized over 7 to 11 years and non-compete agreements entered into in connection with business combinations amortized over the term of the agreements, principally five years. There are no expected residual values related to these intangible assets. Estimated remaining fiscal year amortization expense in millions is as follows: 2006 - $4.9; 2007 - $3.7; 2008 - $3.1; 2009 - $1.8; and $4.5 million thereafter.

     SFAS 142 requires the Company to perform an assessment at least annually of the carrying value of goodwill associated with each of its reporting units. The Company has elected to perform its annual assessment as of October 31 of each year. As of October 31, 2004, the Company determined the implied fair value of each of its reporting units using a discounted cash flow analysis and compared such values to the carrying value of each of the respective reporting units. This annual assessment of goodwill indicated that the Company’s carrying value of goodwill was not impaired.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) STOCKHOLDERS’ EQUITY

     Changes in stockholders’ equity were as follows:

			Employee
	Shares of Common	Treasury	Benefits
(In thousands of shares)	Stock $.01 Par Value	Stock	Trust
Balance—March 31, 2004	77,159	1,470	2,241
Common stock issuance (a)	294	—	—
Reissuance of treasury stock for warrant exercises	—	(114)	—
Reissuance of stock from Trust (b)	—	—	(1,310)

Balance—December 31, 2004	77,453	1,356	931

				Accumulated
		Capital in		Other		Employee	Compre-
	Common	Excess of	Retained	Comprehensive	Treasury	Benefits	hensive
(In thousands of dollars)	Stock	Par Value	Earnings	Income (Loss)	Stock	Trust	Income
Balance—March 31, 2004	$772	$233,574	$481,677	$(2,566)	$(4,658)	$(16,898)	$—
Net earnings	—	—	67,866	—	—	—	67,866
Common stock issuance (a)	3	3,847	—	—	—	—	—
Dividends paid on common stock ($0.135 per share)	—	—	(10,195)	—	—	—	—
Foreign currency translation adjustments	—	—	—	2,460	—	—	2,460
Net change in fair value of interest rate swap agreements	—	—	—	2,684	—	—	2,684
Reissuance of common stock from Trust (b)	—	8,449	—	—	—	9,879	—
Reissuance of treasury stock for warrant exercises	—	(893)	—	—	893	—	—
Tax benefit from stock option exercises	—	4,853	—	—	—	—	—
Net tax expense on other comprehensive income items	—	—	—	(978)	—	—	(978)

Balance—December 31, 2004	$775	$249,830	$539,348	$1,600	$(3,765)	$(7,019)	$72,032

(a)	Issuance of common stock for stock option exercises.

(b)	Reissuance of common stock from the Employee Benefits Trust for employee stock option exercises and purchases through the Employee Stock Purchase Plan.

1997 Directors’ Stock Option Plan, as amended

     On August 4, 2004, the Company’s stockholders approved an amendment to the 1997 Directors’ Stock Option Plan (the “Plan”). The amendment increased the maximum authorized shares issuable under the Plan to 800 thousand.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) STOCK-BASED COMPENSATION

     The Company has elected to continue to account for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148. Accordingly, no compensation expense has been recognized for its stock option and employee stock purchase plans. The following table illustrates the effect on net earnings and earnings per share for the three and nine months ended December 31, 2004 and 2003, as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation. The fair value of each option grant is estimated as of the grant date using the Black-Scholes option pricing model.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except per share amounts)	2004	2003	2004	2003
Net earnings, as reported	$22,973	$20,891	$67,866	$58,532
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,609)	(1,435)	(5,736)	(4,158)

Pro forma net earnings	$21,364	$19,456	$62,130	$54,374

Net earnings per share:
Basic – as reported	$0.31	$0.29	$0.91	$0.81
Basic – pro forma	$0.28	$0.27	$0.83	$0.75

Diluted – as reported	$0.30	$0.28	$0.88	$0.79
Diluted – pro forma	$0.28	$0.26	$0.81	$0.73

(12) COMMITMENTS AND CONTINGENCIES

Litigation

     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial position, results of operations or liquidity.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13) SUMMARY BY BUSINESS SEGMENT

     Information related to the Company’s operations by business segment for the three and nine months ended December 31, 2004 and 2003 is as follows:

	Three Months Ended				Three Months Ended
	December 31, 2004				December 31, 2003
		All Other				All Other
(In thousands)	Distribution	Operations	Elim.	Combined	Distribution	Operations	Elim.	Combined
Gas and rent	$276,485	$78,402	$(13,436)	$341,451	$218,182	$45,846	$(9,794)	$254,234
Hardgoods	253,822	17,225	(958)	270,089	196,957	1,390	(712)	197,635

Total net sales	530,307	95,627	(14,394)	611,540	415,139	47,236	(10,506)	451,869

Cost of products sold, excl. deprec. expense	267,419	43,078	(14,394)	296,103	203,136	20,970	(10,506)	213,600
Selling, distribution and administrative expenses	200,192	35,967		236,159	160,078	16,377		176,455
Depreciation expense	21,307	5,757		27,064	16,971	3,163		20,134
Amortization expense	1,068	124		1,192	1,251	142		1,393

Operating income	40,321	10,701		51,022	33,703	6,584		40,287

	Three Months Ended				Three Months Ended
	December 31, 2004				December 31, 2003
		All Other				All Other
(In thousands)	Distribution	Operations	Elim.	Combined	Distribution	Operations	Elim.	Combined
Gas and rent	$764,123	$239,573	$(35,910)	$967,786	$656,070	$146,072	$(29,418)	$772,724
Hardgoods	740,912	49,390	(2,748)	787,554	598,620	4,057	(2,024)	600,653

Total net sales	1,505,035	288,963	(38,658)	1,755,340	1,254,690	150,129	(31,442)	1,373,377

Cost of products sold, excl. deprec. expense	764,517	129,546	(38,658)	855,405	619,480	67,056	(31,442)	655,094
Selling, distribution and administrative expenses	563,559	105,048		668,607	483,317	49,774		533,091
Depreciation expense	59,104	17,733		76,837	49,786	9,463		59,249
Amortization expense	3,748	397		4,145	3,797	438		4,235

Operating income	114,107	36,239		150,346	98,310	23,398		121,708

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest expense, including the discount on the securitization of trade receivables, and income taxes was as follows:

	Nine Months Ended
	December 31,
(In thousands)	2004	2003
Interest	$41,639	$36,155
Income taxes (net of refunds)	23,392	17,221

     Cash flows, in excess of a management fee, associated with the Company’s consolidated affiliate, National Welders, are not available for the general use of the Company. Rather these cash flows are used by National Welders for operations, capital expenditures, and acquisitions and to satisfy financial obligations, which are non-recourse to the Company. As a result of the consolidation of National Welders effective December 31, 2003, the Consolidated Statement of Cash Flows for the nine months ended December 31, 2004 reflects the following sources and uses of cash associated with National Welders:

Nine Months Ended
(In thousands)	December 31, 2004
Net cash provided by operating activities	$13,370
Net cash used by investing activities	(25,279)
Net cash used by financing activities	11,909

Management fee paid to the Company, which is eliminated in consolidation	802

(15) RELATED PARTY TRANSACTIONS

Separation Agreement

     Effective January 14, 2005, the Company and Glenn M. Fischer, the Company’s President and Chief Operating Officer, entered into a Separation Agreement (“the Agreement”). The Agreement terminated Mr. Fischer’s Employment agreement and provided for the terms of his resignation. Under the Agreement, Mr. Fischer will receive a separation payment of $1.4 million and accelerated vesting of 15,000 stock options previously granted to Mr. Fischer. Total consideration to be paid under terms of the Agreement is $1.6 million, or $0.013 per diluted share, which will be recognized in the financial results reported for the quarter and twelve months ended March 31, 2005.

Acquisition by National Welders

     Effective November 1, 2004, the Company’s consolidated affiliate, National Welders, acquired the outstanding stock of National Realty Sales Corporation for $11.4 million. Members of the Turner family, who have a 50% voting interest in National Welders, also owned National Realty Sales Corporation. Through this acquisition, National Welders obtained 22 properties previously leased from National Realty Sales Corporation. The purchase price of National Realty Sales Corporation was established through an independent, third party appraisal. National Welders’ Board of Directors, through which the Company holds a 50% voting interest, approved the acquisition.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(16) SUBSEQUENT EVENTS

Dividend Declaration

     On January 25, 2005, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.045 per share payable March 31, 2005 to stockholders of record as of March 15, 2005.

Amendment of Senior Credit Agreement

     Effective January 14, 2005, the Company amended and restated its senior credit agreement. The five-year $450 million senior unsecured credit agreement (the “Amended Credit Agreement”) consists of revolving credit lines of $308 million and Canadian $50 million (the U.S. dollar equivalent of $42 million) and a $100 million term loan. The Amended Credit Agreement amends and restates the Company’s credit agreement dated July 30, 2001, (the “2001 Agreement”), which would have matured in July 2006. Initial borrowings under the Amended Credit Agreement were $299 million at a borrowing rate of LIBOR plus 95 basis points. The initial borrowing rate under the Amended Credit Agreement compares favorably to the borrowing rate of LIBOR plus 200 basis points under the 2001 Agreement. The U.S. dollar obligations of the Company under the Amended Credit Agreement are guaranteed by the Company’s domestic subsidiaries and the Canadian dollar obligations of the Company under the Amended Credit Agreement are guaranteed by the Company’s foreign subsidiaries. All of the guarantor subsidiaries are wholly owned. The guarantees are full and unconditional and are made on a joint and several basis.

(17)	SUPPLEMENTARY CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS

     The obligations of the Company under its senior subordinated notes and medium-term notes (“the Notes”) are fully and unconditionally guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantors”), all of which are wholly owned. The guarantees are also made on a joint and several basis. The Company’s consolidated affiliate, National Welders (see Note 2), Canadian holdings and bankruptcy remote special purpose entity (the “Non-guarantors”) are not guarantors of the Notes. As such, the claims of the creditors of the Non-guarantors have priority over the rights of the Company to receive dividends or distributions from the Non-guarantors.

     Effective December 31, 2003, the Company adopted FIN 46R with respect to its National Welders joint venture (see Note 2). As permitted by FIN 46R, the Company applied the interpretation prospectively. With the adoption of FIN 46R, the operating results of National Welders and the corresponding minority interest in the earnings of the consolidated affiliate were reflected in the Condensed Consolidating Statement of Earnings with the Non-guarantors. In prior periods, the Company reported its share of the operating results of National Welders as equity in earnings of unconsolidated affiliate under the Parent. Presented below is supplementary condensed consolidating financial information for the Company, the Guarantors and the Non-guarantors as of December 31, 2004 and March 31, 2004 and for the nine-month periods ended December 31, 2004 and 2003.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
December 31, 2004

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
ASSETS
Current Assets
Trade receivables, net	$—	$5,282	$118,531	$—	$123,813
Intercompany receivable/(payable)	—	(10,381)	10,381	—	—
Inventories, net	—	212,944	15,108	—	228,052
Deferred income tax asset, net	9,450	16,202	2,185	—	27,837
Prepaid expenses and other current assets	4,637	26,091	7,448	—	38,176

Total current assets	14,087	250,138	153,653	—	417,878

Plant and equipment, net	24,065	1,063,881	155,236	—	1,243,182
Goodwill	—	446,031	71,561	—	517,592
Other intangible assets, net	16	16,571	957	—	17,544
Investments in subsidiaries	1,767,801	—	—	(1,767,801)	—
Intercompany receivable/(payable)	(241,316)	187,746	53,570	—	—
Other non-current assets	24,418	7,994	3,061	—	35,473

Total assets	$1,589,071	$1,972,361	$438,038	$(1,767,801)	$2,231,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$1,485	$87,241	$10,458	$—	$99,184
Accrued expenses and other current liabilities	58,057	63,932	18,138	—	140,127
Current portion of long-term debt	—	807	5,566	—	6,373

Total current liabilities	59,542	151,980	34,162	—	245,684

Long-term debt	749,659	6,890	84,912	—	841,461
Deferred income tax (asset) liability, net	(12,980)	248,313	39,096	—	274,429
Other non-current liabilities	13,939	36,329	2,867	—	53,135
Minority interest in consolidated affiliate	—	—	36,191	—	36,191
Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $0.01 per share	775	—	—	—	775
Capital in excess of par value	249,830	968,333	71,956	(1,040,289)	249,830
Retained earnings	539,348	560,095	167,417	(727,512)	539,348
Accumulated other comprehensive income (loss)	(628)	421	1,807	—	1,600
Treasury stock	(3,395)	—	(370)	—	(3,765)
Employee benefits trust	(7,019)	—	—	—	(7,019)

Total stockholders’ equity	778,911	1,528,849	240,810	(1,767,801)	780,769
Total liabilities and stockholders’ equity	$1,589,071	$1,972,361	$438,038	$(1,767,801)	$2,231,669

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
March 31, 2004

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
ASSETS
Current Assets
Trade receivables, net	$—	$5,263	$101,750	$—	$107,013
Intercompany receivable/(payable)	—	(7,471)	7,471	—	—
Inventories, net	—	157,991	12,309	—	170,300
Deferred income tax asset, net	9,391	15,144	984	—	25,519
Prepaid expenses and other current assets	4,839	18,422	5,202	—	28,463

Total current assets	14,230	189,349	127,716	—	331,295

Plant and equipment, net	26,906	868,400	138,620	—	1,033,926
Goodwill	—	436,505	67,702	—	504,207
Other intangible assets, net	304	19,187	242	—	19,733
Investments in subsidiaries	1,481,948	—	—	(1,481,948)	—
Intercompany receivable/(payable)	(198,326)	168,423	29,903	—	—
Other non-current assets	31,751	11,794	2,838	—	46,383

Total assets	$1,356,813	$1,693,658	$367,021	$(1,481,948)	$1,935,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$4,298	$100,239	$9,766	$—	$114,303
Accrued expenses and other current liabilities	49,870	60,604	11,552	—	122,026
Current portion of long-term debt	—	467	5,673	—	6,140

Total current liabilities	54,168	161,310	26,991	—	242,469

Long-term debt	607,832	6,185	68,681	—	682,698
Deferred income tax (asset) liability, net	(14,036)	227,874	37,737	—	251,575
Other non-current liabilities	15,608	10,933	4,169	—	30,710
Minority interest in consolidated affiliate	—	—	36,191	—	36,191
Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $0.01 per share	772	—	—	—	772
Capital in excess of par value	233,574	786,534	71,956	(858,490)	233,574
Retained earnings	481,677	500,822	122,636	(623,458)	481,677
Accumulated other comprehensive loss	(1,596)	—	(970)	—	(2,566)
Treasury stock	(4,288)	—	(370)	—	(4,658)
Employee benefits trust	(16,898)	—	—	—	(16,898)

Total stockholders’ equity	693,241	1,287,356	193,252	(1,481,948)	691,901
Total liabilities and stockholders’ equity	$1,356,813	$1,693,658	$367,021	$(1,481,948)	$1,935,544

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Earnings
Nine Months Ended
December 31, 2004

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net sales	$—	$1,612,621	$142,719	$—	$1,755,340

Costs and expenses
Costs of products sold (excluding depreciation)	—	795,364	60,041	—	855,405
Selling, distribution and administrative expenses	44,774	560,682	63,151	—	668,607
Depreciation	5,501	61,231	10,105	—	76,837
Amortization	83	3,987	75	—	4,145

Operating income (loss)	(50,358)	191,357	9,347	—	150,346

Interest (expense) income, net	(49,414)	14,256	(2,802)	—	(37,960)
(Discount) gain on securitization of trade receivables	—	(67,436)	64,220	—	(3,216)
Other income (expense), net	44,098	(43,942)	546	—	702

Earnings (losses) before income taxes and minority interest expense	(55,674)	94,235	71,311	—	109,872
Income tax benefit (expense)	19,486	(34,962)	(25,174)	—	(40,650)
Minority interest in the earnings of consolidated affiliate	—	—	(1,356)	—	(1,356)
Equity in earnings of subsidiaries	104,054	—	—	(104,054)	—

Net earnings	$67,866	$59,273	$44,781	$(104,054)	$67,866

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Earnings
Nine Months Ended
December 31, 2003

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net sales	$—	$1,354,192	$19,185	$—	$1,373,377

Costs and expenses
Costs of products sold (excluding depreciation)	—	650,143	4,951	—	655,094
Selling, distribution and administrative expenses	40,513	478,196	14,382	—	533,091
Depreciation	4,849	52,632	1,768	—	59,249
Amortization	97	4,138	—	—	4,235

Operating income (loss)	(45,459)	169,083	(1,916)	—	121,708

Interest (expense) income, net	(43,298)	13,169	(861)	—	(30,990)
(Discount) gain on securitization of trade receivables	—	(53,837)	51,370	—	(2,467)
Other income (expense), net	43,281	(43,576)	712	—	417

Earnings (losses) before income taxes and equity in earnings of unconsolidated affiliate	(45,476)	84,839	49,305	—	88,668
Income tax benefit (expense)	14,730	(31,376)	(17,514)	—	(34,160)
Equity in earnings of unconsolidated affiliate	4,024	—	—	—	4,024
Equity in earnings of subsidiaries	85,254	—	—	(85,254)	—

Net earnings	$58,532	$53,463	$31,791	$(85,254)	$58,532

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended
December 31, 2004

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net cash (used in) provided by operating activities	$(43,238)	$121,182	$38,118	$—	$116,062

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,642)	(96,057)	(12,186)	—	(110,885)
Proceeds from sales of plant and equipment	50	2,733	1,020	—	3,803
Proceeds from divestiture	—	828	—	—	828
Business acquisitions and acquisition liability settlements	—	(183,865)	(16,834)	—	(200,699)
Other, net	—	(115)	142	—	27

Net cash used in investing activities	(2,592)	(276,476)	(27,858)	—	(306,926)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	472,418	2,069	57,380	—	531,867
Repayment of debt	(327,569)	(1,023)	(41,257)	—	(369,849)
Minority interest	—	—	(1,356)	—	(1,356)
Exercise of stock options	14,924	—	—	—	14,924
Dividends paid to stockholders	(10,195)	—	—	—	(10,195)
Cash overdraft	25,549	—	(76)	—	25,473
Intercompany	(129,297)	154,248	(24,951)	—	—

Net cash provided by (used in) financing activities	45,830	155,294	(10,260)	—	190,864

CHANGE IN CASH	$—	$—	$—	$—	$—
Cash – Beginning of year	—	—	—	—	—

Cash – End of year	$—	$—	$—	$—	$—

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended
December 31, 2003

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net cash provided by (used in) operating activities	$(21,170)	$97,176	$38,910	$—	$114,916

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,753)	(54,320)	(2,043)	—	(61,116)
Proceeds from sales of plant and equipment	—	3,913	—	—	3,913
Business acquisitions and acquisition liability settlements	—	(6,962)	—	—	(6,962)
Dividends and fees from unconsolidated affiliates	724	—	—	—	724
Other, net	1,375	(3,772)	—	—	(2,397)

Net cash used in investing activities	(2,654)	(61,141)	(2,043)	—	(65,838)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	212,454	—	2,327	—	214,781
Repayment of debt	(258,862)	(2,471)	(720)	—	(262,053)
Exercise of stock options	10,084	—	—	—	10,084
Dividends paid to stockholders	(8,821)	—	—	—	(8,821)
Cash overdraft	(3,069)	—	—	—	(3,069)
Intercompany	72,038	(33,564)	(38,474)	—	—

Net cash provided by (used in) financing activities	23,824	(36,035)	(36,867)	—	(49,078)

CHANGE IN CASH	$—	$—	$—	$—	$—
Cash – Beginning of year	—	—	—	—	—

Cash – End of year	$—	$—	$—	$—	$—

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     Airgas, Inc. (the “Company”) had net sales for the quarter ended December 31, 2004 (“current quarter”) of $612 million compared to $452 million for the quarter ended December 31, 2003 (“prior year quarter”). For the nine months ended December 31, 2004, the Company had net sales of $1,755 million compared to $1,373 million for the nine months ended December 31, 2003. The increase in net sales for both the three and nine–month periods reflects same-store sales growth, the consolidation of National Welders and acquisitions (principally the acquisition of the U.S. packaged gas business of The BOC Group, Inc. (“BOC”)). Net earnings for the quarter ended December 31, 2004 were $23 million, or $0.30 per diluted share, compared to $21 million, or $0.28 per diluted share, in the prior year quarter. Net earnings for the nine months ended December 31, 2004 were $68 million, or $0.88 per diluted share, compared to $59 million, or $0.79 per diluted share, for the same period in prior year. The nine months ended December 31, 2004 included integration expenses of $0.04 per diluted share, $0.01 per diluted share in the current quarter, related to the BOC acquisition. Results for the nine months ended December 31, 2003 reflect insurance related losses of $0.02 per diluted share in the prior year second quarter and a life insurance gain, recognized by National Welders, of $0.02 per diluted share in the prior year third quarter.

     Sales and earnings growth have been strong, however the Company’s has recently experienced pressure on gross profit margins and rising operating expenses. These cost pressures factored into the Company’s announcement on January 28, 2005 that it would increase prices broadly on a number of its product lines effective February 28, 2005, or as contracts permit.

     Effective December 31, 2003, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities, with respect to its joint venture with National Welders and consolidated this formerly unconsolidated affiliate. For the quarter and nine months ended December 31, 2003, National Welders’ operating results were reflected as “Equity in Earnings of Unconsolidated Affiliate.” For the quarter and nine months ended December 31, 2004, the operating results of National Welders were reported broadly across the income statement in the “All Other Operations” business segment. National Welders contributed $43 million to net sales and $4 million to operating income in the quarter ended December 31, 2004. For the nine months ended December 31, 2004, National Welders contributed sales of $123 million and operating income of $11 million. The consolidation of National Welders had no impact on the Company’s consolidated net earnings.

     On July 30, 2004, the Company acquired the assets of the U.S. packaged gas business of BOC for approximately $174 million cash, plus up to $25 million to be paid on or about November 15, 2005. The acquired business generated approximately $240 million in revenue in its fiscal year ended September 30, 2003. The acquired operations have been predominately included in the Distribution segment.

     On January 14, 2005, the Company announced that it refinanced its senior credit agreement. The five-year $450 million senior unsecured credit agreement consists of revolving credit lines of $308 million and Canadian $50 million (the U.S. dollar equivalent of $42 million) and a $100 million term loan. The initial borrowing rate under the amended credit facility is the London Interbank Offered Rate (“LIBOR”) (for U.S. dollar borrowings) plus 95 basis points and Canadian Bankers’ Acceptance Rate (for Canadian dollar borrowings) plus 95 basis points, down from LIBOR plus 200 basis points spread under the prior agreement.

     For the fourth fiscal quarter ended March 31, 2005, the Company expects to earn $0.29 to $0.32 per diluted share. The range reflects expense of $1.6 million, or about $0.013 per diluted share, of separation costs associated with the resignation of Glenn Fischer, the Company’s former President and Chief Operating Officer. The range also includes the expected impact of about $0.01 per diluted share of integration costs associated with the BOC acquisition.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2003

STATEMENT OF EARNINGS COMMENTARY

Net Sales

     Net sales increased 35% in the quarter ended December 31, 2004 compared to the quarter ended December 31, 2003 reflecting same-store sales growth, the consolidation of National Welders and acquisitions. Same-store sales growth of 9% in the current quarter resulted from the continued momentum in sales growth noted during the current fiscal year driven by improved economic conditions. The Company estimates same-store sales based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures. The pro-forma adjustments consist of adding acquired sales to, or subtracting sales of divested operations from, sales reported in the prior period. These pro-forma adjustments used in calculating the same-store sales metric are not reflected in the table below. The intercompany eliminations represent sales from the All Other Operations segment to the Distribution segment.

	Three Months Ended
(In thousands)	December 31,
Net Sales	2004	2003	Increase
Distribution	$530,307	$415,139	$115,168	28%
All Other Operations	95,627	47,236	48,391	102%
Intercompany eliminations	(14,394)	(10,506)	(3,888)

	$611,540	$451,869	$159,671	35%

     The Distribution segment’s principal products and services include industrial, medical and specialty gases; process chemicals; equipment rental and hardgoods. Industrial, medical and specialty gases and process chemicals are distributed in cylinders and bulk containers. Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk and micro-bulk tanks, tube trailers and welding equipment. Hardgoods consist of welding supplies and equipment, safety products, and industrial tools and supplies.

     Distribution segment sales increased 28% during the current quarter compared to the prior year quarter driven by acquisitions (principally the BOC acquisition) and growth in same-store sales. The BOC acquisition and other smaller acquisitions generated incremental sales of $65 million. Same-store sales growth was reported by nearly all of the business units in the Distribution segment, with about half posting double-digit growth. Distribution same-store sales growth of $50 million (10%) resulted from hardgoods sales growth of $33 million (14%) and gas and rent sales growth of $17 million (6%). Hardgoods sales growth was primarily driven by volume gains reflecting the continued economic strength in the industrial markets served by the Company. Strong safety product sales resulted from the Company’s strategy of cross-selling safety products to its broad base of customers. Sales of safety products have also been helped by vendor workshops and other promotional programs designed to increase awareness of the safety product line. The Company’s core stocking program and promotion of its Radnor private label product line also fueled hardgoods sales growth. The core stocking program ensures that each branch store is stocked with the most commonly demanded hardgoods products. Gas and rent same-store sales growth resulted primarily from higher gas volumes principally related to small bulk, medical and specialty gases. Sales to strategic account customers (sales to large customer with multiple locations) also contributed to the growth in gas, rent and hardgoods.

     The All Other Operations segment consists of producers and distributors of gas products, principally of dry ice, carbon dioxide, nitrous oxide and specialty gases. The segment also includes the Company’s National Welders joint venture. All Other Operations’ sales, net of intercompany eliminations, increased $45 million compared to the prior year quarter primarily from the consolidation of National Welders (effective December 31, 2003). National Welders contributed sales of $43 million during the current quarter. Same-store sales were flat in the current quarter as sales volume growth of both liquid carbon dioxide and dry ice was offset by continued pricing pressure on dry ice, reflecting the competitive market.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profits

     Gross profits do not reflect depreciation expense and distribution costs. The Company reflects distribution costs as elements of Selling, Distribution and Administrative Expenses and recognizes depreciation on all its property, plant and equipment on the income statement line item “Depreciation.” Since some companies may report certain or all of these costs as elements of their Cost of Products Sold, the Company’s gross profits discussed below may not be comparable to those of other entities.

     Gross profits increased 32% resulting from the consolidation of National Welders, gross profit growth derived from higher same-store sales volumes and acquisitions. The gross profit margin decreased 110 basis points to 51.6% in the current quarter compared to 52.7% in the prior year quarter. The decline in the gross profit margin resulted from gas pricing pressure on certain product lines, increased gas supply costs, and higher cylinder maintenance costs, as well as the continued shift in sales mix as hardgoods sales growth outpaced the growth in gas and rent. Hardgoods carry a lower gross profit margin than gas and rent sales.

     The lower gas margins experienced during the current quarter factored into the Company’s announcement on January 28, 2005 that it will increase prices broadly on a number of its product lines effective February 28, 2005, or as contracts permit.

	Three Months Ended
(In thousands)	December 31,
Gross Profits	2004	2003	Increase
Distribution	$262,888	$212,003	$50,885	24%
All Other Operations	52,549	26,266	26,283	100%

	$315,437	$238,269	$77,168	32%

     The Distribution segment’s gross profits increased $51 million (24%) compared to the prior year quarter. Distribution’s gross profit margin of 49.6% decreased 150 basis points from 51.1% in the prior year quarter. The lower gross profit margin reflects higher same-store sales growth rates for hardgoods, which carry a lower gross profit margin versus gas and rent sales, gas pricing pressure on certain product lines, increased gas supply costs and higher cylinder maintenance costs. The Distribution segment’s sales consisted of 52.1% gas and rent compared to 52.6% in the prior year quarter as growing gas sales have lagged the growth in hardgoods. The Company has experienced price increases on certain raw materials used in the production of acetylene and some gases such as helium. On the hardgoods side, the entire industry has been impacted by the rapidly rising price of steel, a primary component of welding wire and rods. The Company’s cylinder maintenance costs were also up significantly as more cylinders were placed into service to meet higher gas sales volumes. The Company expects the gross margin decline to level off as price increases are implemented and hardgoods sales growth slows relative to increases in gas and rent revenue.

     The All Other Operations segment’s gross profits increased $26 million primarily reflecting the consolidation of National Welders. National Welders contributed gross profits of $23 million in the current quarter. The gross profit margin of 55% was 60 basis points lower compared to 55.6% in the prior year quarter. The gross profit margin decline resulted from higher liquid carbon dioxide costs, higher freight-in costs, and the consolidation of National Welders. The lower gross profit margin of National Welders contributed 20 basis points to the segment’s overall gross profit margin decline. The increase in freight-in costs was driven by an unplanned two-week shutdown at the Company’s Hopewell carbon dioxide production facility resulting in transporting product from alternative sources.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses

     Selling, distribution and administrative expenses (“SD&A”) consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses. SD&A expenses increased $60 million (34%) primarily from the consolidation of National Welders ($17 million) and acquisitions (primarily of the BOC business). Acquisitions contributed an estimated $30 million in SD&A expense. Higher labor, utility and distribution-related expenses accounted for the majority of the remaining increase. Increases in labor and utility expenses reflected costs to fill cylinders and operate facilities to meet increased demand for products. The increase in distribution-related expenses resulted from higher fuel, repair and maintenance costs. The current quarter also included $1.4 million of integration costs related to the business acquired from BOC. As a percentage of gross profits, SD&A expenses increased 80 basis points to 74.9% compared to 74.1% in the prior year quarter. The BOC integration costs accounted for 50 basis points of the increase. The balance of the increase resulted from lower gross profit margins and rising operating expenses.

     Depreciation expense of $27 million increased $7 million (34%) compared to $20 million in the prior year quarter. National Welders contributed $3 million and acquisitions contributed approximately $3 million to the increase in depreciation expense versus the prior year quarter. The remaining increase primarily reflects the impact on depreciation expense of current and prior year’s capital investments in revenue producing assets, including medical cylinders and bulk tanks. Amortization expense of $1.2 million decreased slightly compared to $1.4 million in the prior year quarter.

Operating Income

     Operating income increased 27% in the current quarter compared to the prior year quarter driven by higher sales volumes and the consolidation of National Welders. The operating income margin decreased 60 basis points to 8.3% compared to 8.9% in the prior year quarter.

	Three Months Ended
(In thousands)	December 31,
Operating Income	2004	2003	Increase
Distribution	$40,321	$33,703	$6,618	20%
All Other Operations	10,701	6,584	4,117	63%

	$51,022	$40,287	$10,735	27%

     The Distribution segment’s operating income margin decreased 50 basis points to 7.6% compared to 8.1% in the prior year quarter. The decrease in the operating income margin reflects the impact of the acquired BOC business and associated integration costs, which diluted the margin by 90 basis points. The operating margin of the acquired BOC business is expected to improve as the business is integrated and rationalized.

     The All Other Operations segment’s operating income margin decreased 270 basis points to 11.2% in the current quarter compared to 13.9% in the prior year quarter. The decline in the operating income margin reflects the consolidation of National Welders and higher operating costs. The lower operating income margin of National Welders in relation to the other businesses in this segment contributed 140 basis points to the overall margin decline.

Interest Expense and Discount on Securitization of Trade Receivables

     Interest expense, net, and the discount on securitization of trade receivables of $15 million increased $3.7 million (34%) compared to the prior year quarter. The increase in interest expense primarily resulted from higher debt levels related to the BOC acquisition. The increase in interest expense was also driven by higher weighted-average interest rates resulting primarily from the March 2004 issuance of $150 million of fixed rate 6.25% senior subordinated notes (the “2004 Notes”) and rising short-term borrowing rates. The proceeds from the issuance of the 2004 Notes were used to refinance $75 million of maturing 7.14% medium-term notes and pay down borrowings on the Company’s

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

U.S. revolving credit facility. The consolidation of National Welders contributed approximately $1 million to the increase in interest expense.

     The Company participates in a securitization agreement with two commercial banks to sell up to $200 million of qualifying trade receivables. The amount of outstanding receivables under the agreement was $193 million at December 31, 2004, which increased $30 million from March 31, 2004. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company’s revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.

     As discussed in “Liquidity and Capital Resources” and in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” the Company manages its exposure to interest rate risk of certain borrowings through participation in interest rate swap agreements. Including the effect of the interest rate swap agreements, the Company’s ratio of fixed to variable interest rates was approximately 47% fixed to 53% variable at December 31, 2004. A majority of the Company’s variable rate debt is based on a spread over the LIBOR. Based on the Company’s fixed to variable interest rate ratio at December 31, 2004, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase approximately $1.4 million.

Income Tax Expense

     The effective income tax rate was 36% of pre-tax earnings in the current quarter compared to 37.8% in the prior year quarter. The lower tax rate reflects adjustments to income tax expense resulting from the filing of state and federal tax returns in the current quarter.

Minority Interest and Equity in Earnings of Unconsolidated Affiliate

     In fiscal 2005, the Company modified its presentation of minority interest and equity in earnings of unconsolidated affiliates to improve the presentation of the relationship between earnings before taxes and income tax expense. The new presentation reflects both the minority interest related to National Welders and the equity income recognized in prior periods related to National Welders, net of tax, below income tax expense. This reclassification has been reflected in all prior periods to conform with the new presentation.

     Equity in earnings of unconsolidated affiliate in the December 31, 2003 quarter included a $1.7 million after-tax life insurance gain in which National Welders was the named beneficiary.

Net Earnings

     Net earnings for the quarter ended December 31, 2004 were $23 million, or $0.30 per diluted share, compared to $21 million, or $0.28 per diluted share, in the prior year quarter.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: NINE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2003

STATEMENT OF EARNINGS COMMENTARY

Net Sales

     Net sales increased 28% in the nine months ended December 31, 2004 (“current period”) compared to the nine months ended December 31, 2003 (“prior year period”) reflecting same-store sales growth, the consolidation of National Welders and acquisitions. On a same-store basis, sales increased 9% versus the prior year period driven primarily by growth in hardgoods sales.

	Nine Months Ended
(In thousands)	December 31,
Net Sales	2004	2003	Increase
Distribution	$1,505,035	$1,254,690	$250,345	20%
All Other Operations	288,963	150,129	138,834	92%
Intercompany eliminations	(38,658)	(31,442)	(7,216)

	$1,755,340	$1,373,377	$381,963	28%

     Distribution segment sales increased $250 million (20%) during the current period compared to the prior year period driven by same-store sales growth and acquisitions. Acquisitions, principally the BOC acquisition, generated incremental sales of $123 million compared to the prior year period. Distribution same-store sales growth of $127 million (9%) resulted from higher hardgoods sales of $92 million (14%) and gas and rent sales growth of $35 million (5%). Hardgoods sales growth reflected continued sales momentum from the improving industrial and manufacturing sectors of the economy. The majority of the hardgoods growth was attributable to sales volume gains, while selective price increases were implemented for certain products such as filler metals used in welding applications. Safety products sales increased reflecting the strengthening economy and the continued impact of cross-selling safety products to the Company’s broad base of customers. Other hardgoods product initiatives such as the core stocking program and the Company’s Radnor private label product line also helped to fuel hardgoods sales. Gas and rent same-store sales growth resulted primarily from higher volumes. Sales of bulk, medical and specialty gases helped drive growth in gas and rent same-store sales. Bulk gas sales were driven by the signing of numerous new customer accounts during the current period. Medical gas revenue reflected increased volumes partially offset by the competitive pricing environment. Strategic account sales (sales to large customers with multiple locations) also contributed to the growth in gas, rent and hardgoods same-store sales.

     All Other Operations’ sales, net of intercompany eliminations, increased $132 million compared to the prior year period. National Welders (consolidated effective December 31, 2003) contributed sales of $123 million during the current period. Same-store sales growth of 4% was led by volume growth of liquid carbon dioxide and dry ice. Volume gains of dry ice were dampened by continued pricing pressure reflecting the competitive dry ice market.

Gross Profits

     Gross profits do not reflect depreciation expense and distribution costs. The Company reflects distribution costs as elements of Selling, Distribution and Administrative Expenses and recognizes depreciation on all its property, plant and equipment on the income statement line item “Depreciation.” Since some companies may report certain or all of these costs as elements of their Cost of Products Sold, the Company’s gross profits discussed below may not be comparable to those of other entities.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Gross profits increased 25% resulting from growth derived from higher sales volumes and acquisitions and the consolidation of National Welders. The gross profit margin decreased 100 basis points to 51.3% in the current period compared to 52.3% in the prior year period.

	Nine Months Ended
(In thousands)	December 31,
Gross Profits	2004	2003	Increase
Distribution	$740,518	$635,210	$105,308	17%
All Other Operations	159,417	83,073	76,344	92%

	$899,935	$718,283	$181,652	25%

     The Distribution segment’s gross profits increased $105 million (17%) compared to the prior year period driven by sales growth and acquisitions. The Distribution segment’s gross profit margin of 49.2% decreased 140 basis points from 50.6% in the prior year period. The lower gross profit margin primarily reflects the higher same-store sales growth rates for hardgoods, which carry a lower gross profit margin versus gas and rent sales, and gas pricing pressures. Throughout fiscal 2005, hardgoods sales have been growing at a significantly higher rate than gas and rent sales, which has contributed to the decrease in the gross profit margin. The Distribution segment’s sales mix has shifted to 50.8% gas and rent compared to 52.3% in the prior year period. In the fiscal third quarter, product cost increases, particularly of helium, calcium carbide (used in the production of acetylene) and steel, also negatively impacted the gross profit margin.

     The All Other Operations segment’s gross profits increased $76 million primarily reflecting the consolidation of National Welders. National Welders contributed gross profits of $68 million in the current period. The gross profit margin of 55.2% was relatively consistent compared to 55.3% in the prior year period.

Operating Expenses

     SD&A expenses increased $136 million (25%) primarily from the consolidation of National Welders ($48 million) and acquisitions (primarily the BOC acquisition). Acquisitions contributed an estimated $57 million in SD&A expenses. Higher labor, utility and distribution-related expenses accounted for the majority of the remaining increase. Increases in labor and utility expenses reflected costs to fill cylinders and operate facilities to meet increased demand for products. The increase in distribution-related expenses resulted from higher fuel, repair and maintenance costs. The current period also included costs of $4.3 million associated with the integration of the BOC business into the Company’s operations. The prior year period included $2.8 million of insurance-related losses associated with fires at two of the Company’s facilities. As a percentage of gross profits, SD&A expenses were essentially flat at 74.3%, including the impact of BOC integration costs of 50 basis points, compared to 74.2% in the prior year period.

     Depreciation expense of $77 million increased $18 million (30%) compared to $59 million in the prior year period. National Welders contributed $8 million in additional depreciation expense and acquisitions contributed $5 million. The remainder of the increase primarily reflects the current and prior year’s capital investments in revenue producing assets, including medical cylinders and bulk tanks. Amortization expense of $4.1 million was consistent with $4.2 in the prior year period.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Income

     Operating income increased 24% in the current period compared to the prior year period driven by higher sales and the consolidation of National Welders. The operating income margin decreased 30 basis points to 8.6% compared to 8.9% in the prior year period.

	Nine Months Ended
(In thousands)	December 31,
Operating Income	2004	2003	Increase
Distribution	$114,107	$98,310	$15,797	16%
All Other Operations	36,239	23,398	12,841	55%

	$150,346	$121,708	$28,638	24%

     The Distribution segment’s operating income margin decreased 20 basis points to 7.6% compared to 7.8% in the prior year period. The decrease in the operating income margin was driven by the BOC integration costs.

     The All Other Operations segment’s operating income margin decreased 310 basis points to 12.5% in the current period compared to 15.6% in the prior year period. The decline in the operating income margin primarily resulted from the consolidation of National Welders, which carries a lower operating income margin compared to the other businesses in this segment. The consolidation of National Welders lowered the operating income margin of the segment by 260 basis points.

Interest Expense and Discount on Securitization of Trade Receivables

     Interest expense, net, and the discount on securitization of trade receivables of $41 million increased $8 million (23%) compared to the prior year period. The increase in interest expense primarily resulted from higher debt levels associated with the BOC acquisition. The increase in interest expense was also driven by higher weighted-average interest rates resulting from the March 2004 issuance of $150 million of fixed rate 6.25% senior subordinated notes and rising short-term borrowing rates. The proceeds from the issuance of the 2004 Notes were used to refinance $75 million of maturing 7.14% medium-term notes and pay down borrowings on the Company’s U.S. revolving credit facility. The consolidation of National Welders contributed approximately $2 million to the increase in interest expense.

     The Company participates in a securitization agreement with two commercial banks to sell up to $200 million of qualifying trade receivables. The amount of outstanding receivables under the agreement was $193 million at December 31, 2004, which increased $30 million from March 31, 2004. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company’s revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.

Income Tax Expense

     The effective income tax rate was 37% of pre-tax earnings in the current period compared to approximately 38.5% in the prior year period. The decrease in the income tax rate resulted from changes in valuation allowances associated with state tax net operating loss carryforwards and adjustments to income tax expense resulting from the filing of state and federal tax returns in the current period.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Minority Interest and Equity in Earnings in Unconsolidated Affiliate

     In fiscal 2005, the Company modified its presentation of minority interest and equity income to improve the presentation of the relationship between earnings before taxes and income tax expense. The new presentation reflects both the minority interest related to National Welders and the equity income recognized in prior periods related to National Welders, net of tax, below income tax expense. This reclassification has been reflected in all prior periods to conform with the new presentation.

     Equity in earnings of unconsolidated affiliates in the nine months ended December 31, 2003 included a $1.7 million after-tax life insurance gain in which National Welders was the named beneficiary.

Net Earnings

     Net earnings for the nine months ended December 31, 2004 were $68 million, or $0.88 per diluted share, compared to $59 million, or $0.79 per diluted share, in the prior year period.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     Net cash provided by operating activities was $116 million for the nine months ended December 31, 2004 compared to $115 million in the comparable prior year period. Cash from operations in the current period reflects $13 million of cash provided by National Welders. The cash flows of National Welders, in excess of a management fee paid by National Welders to the Company, are not available to the Company. Cash provided by operating activities also reflects higher net earnings, as adjusted for non-cash items, and cash generated by the trade receivables securitization program, partially offset by cash used for working capital requirements. Working capital used more cash in the current period reflecting higher levels of hardgoods inventory and trade receivables in connection with overall sales growth. The Company increased the level of receivables sold under its trade receivables securitization program generating cash of $30 million.

     Cash used in investing activities totaled $307 million in the current period and primarily consisted of cash used for acquisitions of $201 million and capital expenditures of $111 million. Acquisitions in the current period primarily consisted of approximately $174 million paid for the BOC acquisition. Capital expenditures were $50 million higher than the comparable prior year period driven by spending for cylinders and bulk tanks reflecting continued investment to support the Company’s strategic sales initiatives, such as those related to medical and bulk gases. Capital expenditures in the current period also included approximately $17 million of real estate and tube trailer lease buyouts under an ongoing program to purchase long-lived assets that are subject to high cost operating leases. The Company expects additional purchases of leased assets of between $10 million and $15 million in the fourth quarter of fiscal 2005.

     Financing activities provided cash of $191 million. Net borrowings under the Company’s revolving credit facilities totaled $162 million. Cash proceeds received from the exercise of stock options totaled $15 million. The Company’s cash overdraft provided cash of $25 million in the current period. The cash overdraft represents the change in the balance of outstanding checks. Dividends paid to stockholders during the current period used cash of $10 million.

     The Company will continue to look for acquisitions to complement its existing businesses and improve its geographic coverage. Capital expenditures, current debt maturities and any future acquisitions will be funded through the use of cash flow from operations, revolving credit facilities, and other financing alternatives. The Company believes that its sources of financing are adequate for its anticipated needs and that it could arrange additional sources of financing for unanticipated requirements. The cost and terms of any future financing arrangement depend on the market conditions and the Company’s financial position at that time.

Dividends

     The Company’s Board of Directors declared regular quarterly cash dividends of $0.045 per share on May 25, 2004, August 4, 2004 and October 19, 2004, which were paid to stockholders on June 30, 2004, September 30, 2004 and December 31, 2004, respectively. On January 25, 2005, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.045 per share payable March 31, 2005 to stockholders of record as of March 15, 2005. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Instruments

     Pursuant to the requirements of FIN 46R, the Company’s Consolidated Balance Sheet at December 31, 2004 includes the financial obligations of National Welders. National Welders’ financial obligations are non-recourse to the Company, meaning that the creditors of National Welders do not have a claim on the assets of Airgas, Inc. National Welders’ financial obligations are described separately under the heading “Financial Instruments of the National Welders Joint Venture.”

Senior Credit Agreement

     The Company has senior credit facilities with a syndicate of lenders under a credit agreement (the “Credit Agreement”) and, as of December 31, 2004, the Company had revolving credit borrowings of approximately $212 million (and $33 million outstanding letters of credit), Canadian $26 million (U.S. $22 million), and term loan borrowings of $54 million. The Credit Agreement had a maturity date of July 30, 2006 and provided the Company with revolving credit lines of $367 million and Canadian $50 million. After considering the covenant limitations, as of December 31, 2004, the effective borrowing capacity under the Credit Agreement was approximately U.S. $140 million. The U.S. dollar borrowings bore interest of LIBOR plus 200 basis points and the Canadian dollar borrowings bore interest at the Canadian Bankers’ Acceptance Rate plus 200 basis points. As of December 31, 2004, the effective interest rate on the U.S. dollar revolving credit lines, the Canadian dollar credit lines and the U.S. dollar term loan were 4.39%, 4.63% and 4.46%, respectively.

     On January 14, 2005, the Company amended and restated its senior credit agreement (the “Amended Credit Agreement”). On this date and under the Amended Credit Agreement, the Company had revolving credit borrowings of approximately $177 million (and $33 million outstanding letters of credit), Canadian $27 million (U.S. $22 million), and term loan borrowings of $100 million. These facilities have a maturity date of January 14, 2010 and provide the Company with revolving credit lines of $308 million and Canadian $50 million. Had the Amended Credit Agreement been in place as of December 31, 2004, the effective borrowing capacity would have been approximately $130 million. The U.S. dollar borrowings under the Amended Credit Agreement bear interest of LIBOR plus 95 basis points and the Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 95 basis points.

     Under both the Credit Agreement and the Amended Credit Agreement, the Company’s domestic subsidiaries guaranteed the U.S. borrowings and Canadian borrowings and the Company’s foreign subsidiaries also guaranteed the Canadian borrowings. The guarantees are full and unconditional and are made on a joint and several basis. The Company has pledged 100% of the stock of its domestic subsidiaries and 65% of the stock of its foreign subsidiaries as surety for its obligations under the agreement. The Amended Credit Agreement provides for the release of the guarantees and collateral if the Company attains an investment grade credit rating and maintains such rating for two consecutive quarters.

     The Amended Credit Agreement continues to require that the Company maintain certain leverage and coverage ratios. However, the ratios in the Amended Credit Agreement provide the Company with more flexibility to invest in growth and/or return cash to stockholders. Likewise, the Amended Credit Agreement significantly reduces the limitations on acquisitions, restricted payments and debt incurrence. The Amended Credit Agreement allows for the expansion of the Company’s trade receivables securitization from a maximum of $200 million to $300 million in trade receivables. As provided for in the Amended Credit Agreement, the computations of the restrictive covenants include pro forma results of acquired businesses. As such, the amount borrowed to finance an acquisition does not reduce the Company’s borrowing capacity by a similar amount.

     The Company was neither in breach nor was it likely to breach any of the covenants contained in the Credit Agreement. In addition, the Company is neither in breach nor is it likely to breach any of the covenants contained in the Amended Credit Agreement. The Company believes that its borrowing capacity is more than sufficient for its liquidity requirements.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Medium-Term Notes

     At December 31, 2004, the Company had $100 million of medium-term notes due September 2006 bearing interest at a fixed rate of 7.75%. The medium-term notes are fully and unconditionally guaranteed on a joint and several basis by each of the wholly owned domestic guarantors under the revolving credit facilities. The Company has pledged the stock of its domestic guarantors for the benefit of the note holders.

Acquisition and Other Notes

     The Company’s long-term debt also included acquisition and other notes principally consisting of notes issued to sellers of businesses acquired and are repayable in periodic installments. At December 31, 2004, acquisition and other notes totaled approximately $10 million with interest rates ranging from 4% to 9%.

Senior Subordinated Notes

     At December 31, 2004, the Company had $150 million of senior subordinated notes (the “2004 Notes”) outstanding with a maturity date of July 15, 2014. The 2004 Notes bear interest at a fixed annual rate of 6.25%, payable semi-annually on January 15 and July 15 of each year. The 2004 notes have an optional redemption provision, which permits the Company, at its option, to call the 2004 Notes at scheduled dates and prices. The first scheduled optional redemption date is July 15, 2009 at a price of 103.1% of the principal amount.

     In addition to the 2004 Notes, at December 31, 2004, the Company had $225 million of senior subordinated notes (the “2001 Notes”) outstanding with a maturity date of October 1, 2011. The 2001 Notes bear interest at a fixed annual rate of 9.125%, payable semi-annually on April 1 and October 1 of each year. The 2001 notes also have an optional redemption provision, which permits the Company, at its option, to call the 2001 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2006 at a price of 104.6% of the principal amount.

     The 2004 Notes and 2001 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The 2004 Notes and 2001 Notes are fully and unconditionally guaranteed jointly and severally, on a subordinated basis, by each of the wholly owned domestic guarantors under the revolving credit facilities. The stock of the Company’s domestic subsidiaries is also pledged to the note holders on a subordinated basis.

Financial Instruments of the National Welders Joint Venture

     National Welders has a credit agreement (the “NWS Credit Agreement”) that provides for available credit up to $100 million secured by certain assets. The NWS Credit Agreement provides for a Term Loan A of $26 million, a Term Loan B of $21 million, a Term Loan C of $9 million, and a revolving credit line of $44 million. Term Loan A is repayable in monthly amounts of $254 thousand with a lump-sum payment of the outstanding balance at maturity in June 2007. Term Loan B matures in July 2006. The revolving credit line matures in June 2006. Interest rates on the NWS Credit Agreement are variable and range from LIBOR plus 150 to 225 basis points based on National Welders’ leverage ratio. The NWS Credit Agreement contains certain covenants which, among other things, limit the ability of National Welders to incur and guarantee new indebtedness, subject National Welders to minimum net worth requirements, and limit its capital expenditures, ownership changes, merger and acquisition activity, and the payment of dividends. In addition, the payment of dividends on National Welders’ common stock is further limited by the joint venture agreement. The payment of dividends on the common stock is subordinate to the payment of a 5% dividend on the preferred stock. Additionally, the common stock dividends must be declared by a vote of the joint venture’s board of directors.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     At December 31, 2004, National Welders had borrowings under its revolving credit line of $23 million, under Term Loan A of $19 million and under Term Loan B of $21 million. There were no amounts borrowed or outstanding under Term Loan C. At December 31, 2004, the effective interest rate for the debt instruments covered under the NWS Credit Agreement was 4.4%. Based on restrictions related to certain leverage ratios, National Welders had additional borrowing capacity under its NWS Credit Agreement of approximately $25 million at December 31, 2004. National Welders also had acquisition and other notes of $5 million principally consisting of a note payable to a bank that is secured by a production facility and bears a fixed interest rate of 7%. At December 31, 2004, the production facility that serves as collateral for the note payable had a net book value of approximately $14 million.

     As of December 31, 2004, the following assets served as collateral for Term Loan A and the revolving credit line: net trade receivables of $18 million, net property and equipment of $127 million, net inventory of $10 million, and an investment in Airgas, Inc. common stock of $24 million. In consolidation, the Airgas, Inc. common stock is stated at cost and included in treasury stock. Term Loan B is secured by a $21 million note receivable from the preferred shareholders of National Welders. In consolidation, the note receivable has been netted with the minority interest liability.

Interest Rate Swap Agreements

     The Company and National Welders manage exposure to changes in market interest rates. At December 31, 2004, the Company was party to a total of eight interest rate swap agreements. The swap agreements are with major financial institutions and aggregate $225 million in notional principal amount. Four swap agreements with approximately $100 million in notional principal amount require the Company to make fixed interest payments based on an average effective rate of 3.59% and receive variable interest payments from its counterparties based on one-month and three-month LIBOR (average rate of 2.23% at December 31, 2004). The remaining terms of these swap agreements range from between ten months and five years. Four swap agreements with approximately $125 million in notional principal amount require the Company to make variable interest payments based primarily on six-month LIBOR (average effective rate of 3.98% at December 31, 2004) and receive fixed interest payments from its counterparties based on an average effective rate of 8.36%. The remaining terms of these swap agreements range from between two and seven years. The Company monitors its positions and the credit ratings of its counterparties and does not anticipate non-performance by the counterparties.

     National Welders participates in one interest rate swap agreement with a notional principal amount of $21 million on which it makes interest payments based on a fixed rate of 6.72% and receives variable interest payments from its counterparty based on a floating 30-day LIBOR rate of 2.42% at December 31, 2004.

     Including the effect of the interest rate swap agreements, the Company’s ratio of fixed to variable interest rates was approximately 47% fixed to 53% variable at December 31, 2004. A majority of the Company’s variable rate debt is based on a spread over the LIBOR. Based on the Company’s fixed to variable interest rate ratio at December 31, 2004, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase approximately $1.4 million.

Trade Receivables Securitization

     The Company participates in a securitization agreement with two commercial banks to sell up to $200 million of qualifying trade receivables. The agreement expires in December 2005, but it is the Company’s intention to renew the agreement subject to renewal provisions contained in the agreement. During the nine months ended December 31, 2004, the Company sold, net of its retained interest, $1,445 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $1,415 million in collections on those receivables. The amount of outstanding receivables under the agreement was $193 million at December 31, 2004 and $163 million at March 31, 2004.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Debt of Grantor Trust

     In October 2004, the Company’s sale-leaseback arrangement with a grantor trust (the “Trust”) matured. The Company used funds from its revolving credit facilities to satisfy its lease obligations to the Trust. Since the Company had previously consolidated the Trust in July 2003 pursuant to FIN 46, there was no net change in the Company’s debt as a result of the maturity of the sale-leaseback arrangement.

Contractual Obligations and Off-Balance Sheet Arrangements

     See Note 3 to the Consolidated Financial Statements for purchase obligations that the Company entered into in connection with its July 30, 2004 acquisition of the U.S. packaged gas business of The BOC Group, Inc.

     See Item 3 of this report for the Company’s estimated future obligations related to its debt, the debt of National Welders, the off-balance sheet trade receivables securitization, interest on the Company’s debt and estimated future obligations under the Company’s interest rate swap agreements as of December 31, 2004. The Company’s cash outlays for interest approximate interest expense.

OTHER

New Accounting Pronouncements

     In December 2004, the FASB issued SFAS 123R, Share Based Payment, as an amendment to SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R requires that grants of employee stock options, including shares expected to be purchased under employee stock purchase plans, to be recognized as compensation expense based on their fair values. SFAS 123R is effective for all interim periods beginning after June 15, 2005. Therefore, SFAS 123R will be effective for the Company as of July 1, 2005. The Company is currently evaluating the impact of SFAS 123R on its results of operations, financial position and liquidity. The Company has not yet determined which fair-value method and transitional provision it will adopt. See Note 11 to the Consolidated Financial Statements for the pro-forma effect on net earnings and earnings per share for the three and nine months ended December 31, 2004 and 2003, as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.

     In November 2004, the FASB issued SFAS 151, Inventory Costs, as an amendment to the guidance provided on Inventory Pricing in FASB Accounting Research Bulletin 43. SFAS 151, which the Company is required to adopt as of April 1, 2006, clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This concept requires that if the costs associated with the actual level of spoilage or production defects are greater than the normal range of spoilage or defects, the excess costs should be charged to current period expense. Since the Company performs limited manufacturing, the Company does not believe that the adoption of SFAS 151 will have a material impact on its results of operations, financial position or liquidity.

     In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, as an amendment to APB Opinion 29, Accounting for Nonmonetary Transactions. SFAS 153 requires nonmonetary exchanges to be accounted for at fair value, recognizing any gains or losses, if the fair value is determinable within reasonable limits and the transaction has commercial substance. The Company is required to adopt SFAS 153 as of April 1, 2006. The Company is currently evaluating the impact, if any, that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition.

     On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. In response to the AJCA, the FASB issued FASB Staff Position 109-1 (“FSP 109-1”), Tax Deduction on Qualified Production Activities Provided by the AJCA. FSP 109-1 clarifies that the manufacturer’s deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS 109, Accounting for Income Taxes, and not as a tax rate reduction. FSP 109-1 is effective for the Company beginning in fiscal 2006. The Company is currently evaluating the impact that FSP 109-1 may have on its results of operations, financial position, or liquidity.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

     This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the Company’s intent to increase prices broadly on a number of its product lines effective February 28, 2005, or as contracts permit; the Company’s earnings estimate for the fourth quarter of fiscal 2005 of $0.29 to $0.32 per diluted share, inclusive of $0.013 per diluted share of separation costs associated with the resignation of Glenn Fischer and about $0.01 per diluted share of BOC integration costs; the Company’s expectation that the gross profit margin decline will level off as price increases are implemented and hardgoods sales growth slows relative to increases in gas and rent revenue; based on the Company’s fixed to variable interest rate ratio at December 31, 2004, the Company’s estimate that for every increase in LIBOR of 25 basis points, interest expense will increase approximately $1.4 million; the Company’s range of leased asset purchases in the fourth quarter of fiscal 2005 of between $10 million and $15 million; the identification of acquisition candidates to complement its existing businesses and improve its geographic coverage; the funding of capital expenditures, current debt maturities and any future acquisitions through the use of cash flow from operations, revolving credit facilities and other financing alternatives; the Company’s belief that its sources of financing are adequate for its anticipated needs and its ability to arrange additional sources of financing for unanticipated requirements; the future payment of dividends; the Company’s belief that it is not likely to be in breach of any covenant associated with its revolving credit facilities in the foreseeable future; the Company’s belief that its additional borrowing capacity under its revolving credit facilities is sufficient to meet all reasonably likely liquidity requirements; the Company’s intention to renew its trade receivables securitization agreement; the Company’s ability to manage its exposure to interest rate risk through participation in interest rate swap agreements; and the performance of counterparties under interest rate swap agreements.

These forward-looking statements are based on current expectations regarding important risk factors and should not be regarded as a representation by the Company or any other person that the results expressed herein will be achieved. Important factors that could cause actual results to differ materially from those contained in any forward-looking statement include, but are not limited to: adverse customer response to the Company’s price increases and the impact on customer retention; the Company’s inability to successfully implement price increases; the response by competitors to the price increases implemented by the Company; underlying market conditions; adverse changes in customer buying patterns; an economic downturn (including adverse changes in the specific markets for the Company’s products); higher than estimated interest expense resulting from increases in LIBOR; potential disruption to the Company’s business from integration problems associated with acquisitions; the inability of management to control expenses; actual earnings per diluted share falling outside the Company’s estimated range for the fourth quarter of fiscal 2005; a same-store sales decline in the fourth quarter of fiscal 2005; the inability to arrange for additional sources of financing for unanticipated requirements; the inability to generate sufficient cash flow from operations or other sources to fund future acquisitions, capital expenditures, and current debt maturities; higher or lower purchases of leased assets than those estimated by the Company; the inability to identify, consummate and successfully integrate acquisitions; changes in the Company’s debt levels and/or credit rating which prevent the Company from arranging additional financing as well as negatively impacting earnings; a lack of available cash flow necessary to pay future dividends; the inability to pay dividends resulting from loan covenant restrictions; a breach of loan covenants in future periods; the inability to manage interest rate exposure; unanticipated non-performance by counterparties related to interest rate swap agreements; the effects of competition from independent distributors and vertically integrated gas producers on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company’s borrowing agreements. Interest rate swap agreements are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not, and will not establish any interest rate risk positions for purposes other than managing the risk associated with its portfolio of funding sources. The Company maintains the ratio of fixed to variable rate debt within parameters established by management under policies approved by the Board of Directors. Including the effect of interest rate swap agreements on the Company’s debt and off-balance sheet financing arrangements, the Company’s ratio of fixed to variable rate debt was 47% fixed and 53% variable at December 31, 2004. The ratio includes the effect of the fixed to variable rate debt of National Welders. Counterparties to interest rate swap agreements are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of ‘A’ or better. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties.

     The table below summarizes the Company’s market risks associated with long-term debt obligations, interest rate swaps and LIBOR-based agreements as of December 31, 2004, except for the revolving credit facility and term loan which reflect the terms of the January 14, 2005 amended and restated credit agreement. For long-term debt obligations, the table presents cash flows related to payments of principal and interest by fiscal year of maturity. For interest rate swaps and LIBOR-based agreements, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

Fiscal Year of Maturity

(In millions)	2005 (a)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed Rate Debt:
Medium-term notes	$—	$—	$100	$—	$—	$—	$—	$100	$102
Interest expense	$2	$8	$4	$—	$—	$—	$—	$14
Average interest rate	7.75%	7.75%	7.75%

Acquisition and other notes	$—	$7	$1	$—	$—	$2	$—	$10	$10
Interest expense	$1	$1	$1	$—	$—	$—	$—	$3
Average interest rate	7.35%	7.74%	5.58%	5.60%	5.62%	5.91%

Senior subordinated notes due 2011	$—	$—	$—	$—	$—	$—	$225	$225	$243
Interest expense	$5	$21	$21	$21	$21	$21	$32	$142
Interest rate	9.125%	9.125%	9.125%	9.125%	9.125%	9.125%	9.125%

Senior subordinated notes due 2014	$—	$—	$—	$—	$—	$—	$150	$150	$150
Interest expense	$2	$9	$9	$9	$9	$9	$40	$87
Interest rate	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%

National Welders:
Other notes	$1	$2	$2	$—	$—	$—	$—	$5	$5
Interest expense	$.1	$.2	$.1	$—	$—	$—	$—	$.4
Average interest rate	7.00%	7.00%	7.00%

Fiscal Year of Maturity

(In millions)	2005 (a)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Variable Rate Debt:
Revolving credit facilities	$—	$—	$—	$—	$—	$187	$—	$187	$187
Interest expense	$2	$6	$6	$6	$6	$5	$—	$31
Interest rate (b) (c)	3.36%	3.36%	3.36%	3.36%	3.36%	3.36%

Term loan	$4	$15	$15	$15	$21	$30	$—	$100	$100
Interest expense	$1	$3	$3	$2	$2	$1	$—	$12
Interest rate (b) (c)	3.41%	3.41%	3.41%	3.41%	3.41%	3.41%

National Welders:
Revolving credit facility	$—	$—	$22	$—	$—	$—	$—	$22	$22
Interest expense	$.3	$1	$.5	$—	$—	$—	$—	$1.8
Interest rate (b)	4.42%	4.42%	4.42%

Term loan A	$1	$3	$3	$12	$—	$—	$—	$19	$19
Interest expense	$.2	$.8	$.6	$.3	$—	$—	$—	$1.9
Interest rate (b)	4.42%	4.42%	4.42%	4.42%

Term loan B	$—	$—	$21	$—	$—	$—	$—	$21	$21
Interest expense	$.2	$.9	$.5	$—	$—	$—	$—	$1.6
Interest rate (b)	4.42%	4.42%	4.42%

	Fiscal Year of Maturity
(In millions)	2005 (a)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Interest Rate Swaps:
4 Swaps Receive Variable/Pay Fixed
Notional amounts	$—	$50	$—	$—	$—	$50	$—	$100	$1
Swap payments/(receipts)	$—	$1	$1	$1	$1	$—	$—	$4
Variable receive rate = 2.23% (one-month and three-month LIBOR)
Weighted average pay rate = 3.59%

4 Swaps Receive Fixed/Pay Variable
Notional amounts	$—	$—	$50	$—	$—	$—	$75	$125	$(9)
Swap payments/(receipts)	$(1)	$(5)	$(4)	$(3)	$(3)	$(3)	$(2)	$(21)
Variable pay rate = 3.98% (six-month LIBOR)
Weighted average receive rate = 8.36%

National Welders:
Interest Rate Swap:
1 Swap Receive Variable/Pay Fixed
Notional amount	$—	$—	$21	$—	$—	$—	$—	$21	$1
Swap payments/(receipts)	$.2	$.9	$.5	$—	$—	$—	$—	$1.6
Variable receive rate = 2.42% (one-month LIBOR)
Weighted average pay rate= 6.72%

Other Off-Balance Sheet
LIBOR-based agreement:
Trade receivables securitization (d)	$—	$193	$—	$—	$—	$—	$—	$193	$193
Discount on securitization	$1	$4	$—	$—	$—	$—	$—	$5

(a) Fiscal 2005 financial instrument maturities and interest expense relate to the period January 1, 2005 through March 31, 2005.

(b) The variable rate of U.S. revolving credit facilities and term loan is based on LIBOR as of December 31, 2004. The variable rate of the Canadian dollar portion of the revolving credit facilities is the rate on Canadian Bankers’ acceptances as of December 31, 2004.

(c) The revolving credit facilities and term loan reflect the borrowing rates and maturity dates effective with the January 14, 2005 amended and restated credit agreement. This schedule also reallocates the outstanding balance under the credit facilities at December 31, 2004 between the revolver and term loan categories based on the refinancing that occurred on January 14, 2005.

(d) The trade receivables securitization agreement expires in December 2005, but it is the Company’s intention to renew the agreement subject to renewal provisions contained in the agreement.

Limitations of the tabular presentation

     As the table incorporates only those interest rate risk exposures that exist as of December 31, 2004, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.

Foreign Currency Rate Risk

     Canadian subsidiaries of the Company are funded in part with local currency debt. The Company does not otherwise hedge its exposure to translation gains and losses relating to foreign currency net asset exposures. The Company considers its exposure to foreign currency exchange fluctuations to be immaterial to its consolidated financial position and results of operations.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of such date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in the periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Control

     There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial position, results of operations or liquidity.

Item 6. Exhibit Listing

Exhibits

     The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
4.1	Eleventh Amended and Restated Credit Agreement dated January 14, 2005 among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A. as U.S. Administrative Agent and The Bank of Nova Scotia as Canadian Agent.

11	Calculation of earnings per share.

31.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Roger F. Millay as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Roger F. Millay as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant and Co-Registrants have duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AIRGAS, INC.		AIRGAS EAST, INC.

	(Registrant)	AIRGAS GREAT LAKES, INC.
AIRGAS MID AMERICA, INC.
AIRGAS NORTH CENTRAL, INC.
BY:	/s/ Robert M. McLaughlin	AIRGAS SOUTH, INC.

	Robert M. McLaughlin	AIRGAS GULF STATES, INC.
	Vice President & Controller	AIRGAS MID SOUTH, INC.
AIRGAS INTERMOUNTAIN, INC.
AIRGAS NORPAC, INC.
AIRGAS NORTHERN CALIFORNIA & NEVADA, INC.
AIRGAS SOUTHWEST, INC.
AIRGAS WEST, INC.
AIRGAS SAFETY, INC.
RUTLAND TOOL & SUPPLY CO., INC.
AIRGAS CARBONIC, INC.
AIRGAS SPECIALTY GASES, INC.
NITROUS OXIDE CORP.
RED-D-ARC, INC.
AIRGAS DATA, LLC

(Co-Registrants)

BY:	/s/ Robert M. McLaughlin

Robert M. McLaughlin Vice President

ATNL, INC.

(Co-Registrant)

BY:	/s/ Melanie Andrews

Melanie Andrews President

DATED: February 8, 2005